Form 10QSB
period 2000-06-30
ARIES HOLDINGS INC
filed 2000-08-15
CIK 1100191

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR


    [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                                       To


                         Commission file number 0-29411
                                                -------

                              ARIES HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                           13-4078923
------------------------------                         --------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)


                   39 BROADWAY, SUITE 2250, NEW YORK, NY 10006
               ---------------------------------------------------
               (Address of principal executive offices (zip code))


                                  212/425-8200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes   X     No
                         -------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                                    Outstanding at June 30, 2000

Common Stock, par value $0.0001                           5,000,000

================================================================================

ITEM 1. FINANCIAL STATEMENTS

                             ARIES HOLDINGS, INC.

                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                      FOR THE PERIOD ENDED JUNE 30, 2000

                             ARIES HOLDINGS, INC.
                         (A Development Stage Company)
                             FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2000



                                    CONTENTS

                                                                     Page
                                                                     ----
Accountants' Review Report                                            1.

Financial Statements:

   Balance Sheet                                                      2.

   Statement of Income and Accumulated Deficit                        3.

   Statement of Changes in Stockholders' Equity                       4.

   Statement of Cash Flows                                            5.

   Notes to Financial Statements                                      6.


                           COHEN & KAMENY CPA's PLLC

                            COHEN & KAMENY CPA'S PLLC
                       3530 HENRY HUDSON PARKWAY, SUITE B
                               RIVERDALE, NY 10463
                        (718) 548-7200 FAX (718) 796-0184

ELI COHEN, CPA
DAVID KAMENY, CPA
-------------------



                           ACCOUNTANTS' REVIEW REPORT


TO THE BOARD OF DIRECTORS
ARIES HOLDINGS, INC.


We have reviewed the accompanying balance sheet of Aries Holdings, Inc. (a Delaware corporation) as of June 30, 2000 and the related statements of operations and accumulated deficit, stockholders' equity and cash flows for the period from inception (September 7, 1999) to June 30, 2000 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Aries Holdings, Inc.

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




                                                   COHEN & KAMENY CPA'S PLLC



RIVERDALE, NEW YORK
AUGUST 8, 2000

                              ARIES HOLDINGS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                              AS OF JUNE 30, 2000



                                     ASSETS


CURRENT ASSETS:
  Cash                                                                 $   641.
TOTAL CURRENT ASSETS:                                                      641.
                                                                       --------
TOTAL ASSETS                                                           $   641.
                                                                       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
                                                                       $  --
                                                                       --------
TOTAL LIABILITIES:                                                        --
                                                                       --------

STOCKHOLDERS' EQUITY:

    Common stock, $.0001 par value, 100,000,000 shares authorized
          5,000,000 issued and outstanding .                               500.
    Preferred stock, $.0001 par value, 20,000,000 shares authorized       --
    Additional paid in capital                                             225.
    Retained Earnings                                                      (84)
                                                                        -------
TOTAL STOCKHOLDERS' EQUITY:                                                641.
                                                                        -------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  641.
                                                                        =======


   The accompanying notes are an integral part of these financial statements.

                           COHEN & KAMENY CPA's PLLC

                              ARIES HOLDINGS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF INCOME AND ACCUMULATED DEFICIT
                 FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2000




NET SALES                                                          $        --

COST OF SALES                                                               --

GROSS PROFIT                                                                --
                                                                   ------------
OPERATING EXPENSES                                                          84.

(LOSS) FROM OPERATIONS                                                    (84).
                                                                   ------------

NET (LOSS)                                                                (84).
                                                                   ------------

ACCUMULATED DEFICIT - BEGINNING OF PERIOD                                   --

ACCUMULATED DEFICIT - END OF PERIOD                                $       (84).
                                                                   ============

BASIC NET (LOSS) PER SHARE:                                        $ (0.0000168)
                                                                   ============

FULLY DILUTED NET (LOSS) PER SHARE:                                $ (0.0000146)
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                           COHEN & KAMENY CPA's PLLC

                             ARIES HOLDINGS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2000



                                                        Additional
                                              Common     Paid-in     Accumulated
                                               Stock      Capital      Deficit
                                             -------    ----------   -----------

Balances at inception - September 7, 1999        --        --           --

Common stock issued                              475.      --           --

Stock options exercised                           25.      225.         --

Net (loss)                                       --        --          (84).

                                                 ----      ----        -----
Balances at June 30, 2000                        500.      225.        (84).
                                                 ====      ====        =====


   The accompanying notes are an integral part of these financial statements.

                           COHEN & KAMENY CPA's PLLC

                             ARIES HOLDINGS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                 FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2000




CASH FLOWS FROM OPERATING ACTIVITIES:
           Operating expenses                            $(84).

NET CASH (USED) BY OPERATING ACTIVITIES                  $(84).
                                                         ------

CASH FLOWS FROM INVESTING ACTIVITIES:

                                                           --
                                                         ------
NET CASH PROVIDED BY INVESTING ACTIVITIES                  --
                                                         ------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Capital contributed upon execution of
    stock option agreements                              $250.
  Capital contributed upon completion of common
    stock subscription agreements                         475.

                                                         ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                $725.
                                                         ------


NET INCREASE IN CASH & CASH EQUIVELANTS                  $641.

   Cash  - at beginning of period                          --

CASH & CASH EQUIVALENTS - AT END OF PERIOD               $641.
                                                         ======



   The accompanying notes are an integral part of these financial statements.

                           COHEN & KAMENY CPA's PLLC

                              AIRES HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                FROM INCEPTION TO THE PERIOD ENDED JUNE 30, 2000


NOTE 1  - DESCRIPTION OF THE COMPANY'S BUSINESS:

          Aires Holdings, Inc. (the Company) was incorporated on September 7, 1999 in the state of Delaware. The Company was formed in order to seek business opportunities and is currently a "shell" with no business operations. As of the date of these financial statements all of the Company's operations have been organizational in nature and as a result it must be considered in its developmental stage.

          The Company's current business plan is to seek out business opportunities and to pursue other related activities intended to enhance shareholder value. The Company will be seeking opportunities which will probably be in the form of a merger with a foreign or domestic private issuer that wishes to become a reporting issuer. However, the Company will explore opportunities which may take the form of a purchase, exchange of stock, or encompass entities such as a corporation, joint venture or partnership. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.

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

NOTE 3  - CAPITAL STOCK:

          As part of the Company's initial organization the Company was authorized to issue 20,000,000 shares of it's $ .0001 par value preferred stock and 100,000,000 shares of it's $ .0001 par value common stock. As of the date of this financial statement none of the preferred stock has been issued. Subsequent to its formation the Company entered into subscription agreement authorizing the issuance of 4,750,000 shares of it's $ .0001 par value common stock. The subscription agreement was completed on January 25, 2000 when payment for the shares was received by the Company. On November 29, 1999 the Company authorized a stock option plan reserving 1,000,000 shares of it's common stock, and pursuant to the plan granted stock options to it's officers and directors in the amount of 250,000 shares exercisable as defined by the terms of the stock option agreements. As of June 30, 2000, all of the stock options granted were exercised.


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

     (a)  Exhibits Exhibit 4

     -- Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB (File No. 0-29411) filed on February 9, 2000 which is incorporated herein by reference.

     -- By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB (File No. 0-29411) filed on February 9, 2000 which is incorporated herein by reference.

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  ARIES HOLDINGS, INC.



                                                  By: /s/ MARK ELENOWITZ
                                                     ---------------------------
                                                          Mark Elenowitz, CEO


Dated:  August 11, 2000